Form 10-K
period 1996-12-31
FINANCIAL ASSET SEC CORP HM EQ LN TR 1996-3 HM EQ LN PS TH &
filed 1997-04-01
CIK 1036799

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 ----------

                                  FORM 10-K

(Mark One)

    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended:   December 31, 1996
                                  --------------

                                      OR

    ( ) TRANSITION REPORT PURSUANT  TO SECTION 13 OR 15(d) OF  THE SECURITIES
        EXCHANGE ACT OF 1934

    For the transition period from ___________ to _______________



                      Commission file number:  333-21071
                                               ---------


                       FINANCIAL ASSET SECURITIES CORP.
     Cityscape Home Equity Loan Pass-Through Certificates, Series 1996-3
             -------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


              Delaware                                  06-1442101
---------------------------------            --------------------------------
(State or other jurisdiction of       (IRS Employer Identification Number)
incorporation or organization)

 c/o    Harris Trust and Savings Bank
    311 West Monroe Street
        Chicago, Illinois                                60606
--------------------------------------            --------------------------
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:   (312) 461-2532
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ---

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ---

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X      No _____
                                                    ----

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable
                    --------------

State the number of shares of common stock of the Registrant outstanding as of December 31, 1996: Not applicable
                       --------------

                     DOCUMENTS INCORPORATED BY REFERENCE

                                NOT APPLICABLE


                      *                *               *


    This Annual Report on Form 10-K (the "Report") is filed with respect to the trust fund which issued the Financial Asset Securities Corp., Cityscape Home Equity Loan Pass-Through Certificates, Series 1996-3 (the "Trust Fund") formed pursuant to the pooling and servicing agreement dated as of August 23, 1996 (the "Pooling and Servicing Agreement") among Financial Asset Securities Corp., as depositor (the "Company"), Cityscape Corp., as seller and servicer (the "Servicer"), and Harris Trust and Savings Bank, as trustee (the "Trustee"), for the issuance of the Financial Asset Securities Corp., Cityscape Home Equity Loan Pass-Through Certificates, Series 1996-3 (the "Certificates"). Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the relief granted by the Commission to other companies in similar circumstances (the "Relief Letters").

                                    PART I


ITEM 1. BUSINESS

        Not applicable in reliance on the Relief Letters.

ITEM 2. PROPERTIES

        Not applicable in reliance on the Relief Letters.

ITEM 3. LEGAL PROCEEDINGS

        There were no material pending legal proceedings relating to the Trust Fund to which any of the Trust Fund, the Trustee, the Servicer or the Company was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Company aware of any such proceedings contemplated by governmental authorities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of Certificateholders, and no Certificateholder consent was solicited during the fiscal year covered by this Report.


                                   PART II




ITEM 5. MARKET   FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
        MATTERS

        (a)  There   is  no   established  public   trading  market   for  the
             Certificates.

        (b) At December 31, 1996, there were eleven holders of record of the Certificates.

        (c)  Not   applicable.      (Information   as   to  distributions   to
             Certificateholders   is  provided  in  the  Registrant's  monthly
             reports to Certificateholders.)

ITEM 6. SELECTED FINANCIAL DATA

        Not applicable in reliance on the Relief Letters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Not applicable in reliance on the Relief Letters.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Not applicable in reliance on the Relief Letters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                   PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             Not applicable in reliance on the Relief Letters.

ITEM 11.     EXECUTIVE COMPENSATION

             Not applicable.  See the Relief Letter.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        (a)  Not applicable in reliance on the Relief Letters.

        (b)  Not applicable in reliance on the Relief Letters.

        (c)  Not applicable in reliance on the Relief Letters.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        (a)  Not applicable in reliance on the Relief Letters.


                                   PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)  (1) Pursuant  to  the  Pooling   and  Servicing  Agreement,  the
                 Servicer is required to deliver an annual statement as to compliance with the provisions of the Pooling and Servicing Agreement and certain other matters (the "Annual Statement of the Servicer"). The Servicer is also required to cause a firm of independent public accountants to deliver an annual report as to compliance with the servicing provisions of the Pooling and Servicing Agreement (the "Annual Report of the Firm of Accountants"). The Annual Statement of the Servicer is included as Exhibit 99.1 to this Report. The Annual
                 Report of the Firm of Accountants is required to be delivered not later than 120 days after the end of the Servicer's fiscal year. The Registrant hereby undertakes to file the Annual Report of the Firm of Accountants as an Exhibit to a Form 10-K/A amending this Form 10-K promptly following the date on which such report becomes available.

             (2) Not applicable.

             (3) The required exhibits are as follows:

                 Exhibit  3(i):     Copy  of   Company's  Certificate  of
                 Incorporation (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 33-99018)).

                 Exhibit 3(ii): Copy of Company's By-laws (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 33-99018)).

                 Exhibit 4: Pooling and Servicing Agreement (Filed as part of the Registrant's Current Report on Form 8-K dated August 23, 1996).

                 Exhibit 99.1:  Annual Statement of the Servicer.

        (b) Current Reports on Form 8-K filed during the quarter ending December 31, 1996:

             Date                     Items Reported
             ---                      --------------

             March 31, 1997           Certificateholders Report

        (c)  See subparagraph (a)(3) above.

        (d)  Not applicable.  See the Relief Letters.

    SUPPLEMENTAL INFORMATION TO BE  FURNISHED WITH REPORTS FILED PURSUANT  TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

    No  such  annual  report,  proxy  statement,   form  of  proxy  or  other
soliciting  material has  been sent  to Certificateholders.   See  the Relief
Letters.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     FINANCIAL ASSET SECURITIES CORP., CITYSCAPE HOME EQUITY LOAN PASS-THROUGH CERTIFICATES, SERIES 1996-3

                     By: Harris Trust and Savings Bank
                         as Trustee*


                     By: /s/ Marian Onischak
                         -------------------------------
                         Name:  Marian Onischak
                         Title:

                     Date:  March 27, 1997






--------------------

* This Report is being filed by the Trustee on behalf of the Trust Fund. The Trust Fund does not have any officers or directors.


                                EXHIBIT INDEX


                                                                   Sequential
Exhibit Document                                                  Page Number
-----     ------
  ---------


3(i)         Company's Certificate of  Incorporation (Filed as an
             Exhibit to Registration Statement  on Form S-3 (File
             No. 33-99018)) . . . . . . . . . . . . . . . . . . . . . . . . *

3(ii)        Company's   By-laws   (Filed   as   an  Exhibit   to
             Registration Statement  on  Form S-3  (File No.  33-
             99018))  . . . . . . . . . . . . . . . . . . . . . . . . . . . *

4       Pooling  and  Servicing  Agreement (Filed  as  part  of  the
        Company's Current Report on Form 8-K dated August 23, 1996)   . . . *

99.1         Annual Statement of the Servicer . . . . . . . . . . . . . . . 9












--------------------

*   Incorporated herein by reference.


                                 EXHIBIT 99.1

                               CITYSCAPE CORP.


                            OFFICERS' CERTIFICATE
                       ANNUAL STATEMENT OF THE SERVICER



                       FINANCIAL ASSET SECURITIES CORP.
                         CITYSCAPE HOME EQUITY LOAN
                   PASS-THROUGH CERTIFICATES, SERIES 1996-3


    The undersigned do hereby certify that she is an officer of Cityscape Corp. (the "Servicer") and do hereby further certify pursuant to Section 3.19 of the Pooling and Servicing Agreement for the above-captioned Series (the "Agreement") that:

    (i) A review of the activities of the Servicer during the preceding fiscal year and of the performance of the Servicer under the Agreement has been made under our supervision; and

   (ii) To the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under the Agreement throughout such year.



/s/Cheryl Carl                            Dated:March 27, 1997
-------------------------                       ----------------
Cheryl Carl
Senior Vice President